Form 10-K
period 2003-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-4
filed 2004-03-30
CIK 1264157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003   Commission File number: 001-32014

                       STRUCTURED OBLIGATIONS CORPORATION,
             (Exact name of registrant as specified in its charter)


                   Delaware                                 13-3692801
(State or other jurisdiction of incorporation)    (I.R.S. employer identification no.)

                    270 Park Avenue, New York, New York     10017
               (Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code : (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                          Name of Each Exchange on Which Registered
---------------------------------------      -----------------------------------------
Select Notes Trust Long Term Certificates,   American Stock Exchange
Series 2003-4

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes X1          No
                                ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             Yes             No  X
                                 ---            ---


--------------
1 Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9,
     1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

                                Introductory Note
                                -----------------

Structured Obligations Corporation (the "Trustor") is the Trustor under the Base Trust Agreement between the Trustor and U.S. Bank National Association, as Trustee (the "Trustee"), as supplemented by the Select Notes Trust Supplement LT 2003-4 by and between the Trustor and the Trustee, providing for the issuance of the Select Notes Trust Long Term Certificates Series 2003-4 (the "Certificates") and is the Trustor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Trustor or the Trustee.

Each issuer of the underlying securities, or guarantor thereof, or successor thereto, as applicable, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission"). Such reports and other information required to be filed pursuant to the Exchange Act, by an issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting an issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each issuer or guarantor, or successor thereto, of the underlying securities, and its respective Commission file number.


------------------------------------------------------------ ----------------------------------
 Underlying Securities Issuer or Guarantor, or Successor         Commission File Number
                          thereto
------------------------------------------------------------ ----------------------------------
          GE Global Insurance Holding Corporation                        001-14178
------------------------------------------------------------ ----------------------------------
           Delphi Automotive Systems Corporation                         001-14787
------------------------------------------------------------ ----------------------------------
                 The Dow Chemical Company                                001-03433
------------------------------------------------------------ ----------------------------------
DaimlerChrysler AG (guarantor of the underlying securities
issued by DaimlerChrysler North America Holding Corporation)             001-14561
------------------------------------------------------------ ----------------------------------
             EOP Operating Limited Partnership                           001-13625
------------------------------------------------------------ ----------------------------------
                   Cingular Wireless LLC                                 001-31673
------------------------------------------------------------ ----------------------------------
           General Electric Capital Corporation                          001-06461
------------------------------------------------------------ ----------------------------------
               The Goldman Sachs Group, Inc.                             001-14965
------------------------------------------------------------ ----------------------------------
                      Citigroup Inc.                                     001-09924
------------------------------------------------------------ ----------------------------------
                   Verizon Maryland Inc.                                 001-06875
------------------------------------------------------------ ----------------------------------


                                     PART I
                                     ------

Item 1.   Business
-------   --------
          Not Applicable

Item 2.   Properties
-------   ----------
          Not Applicable

Item 3.   Legal Proceedings
-------   -----------------
          The   Registrant  is  not  subject  to  any  material   pending  legal
          proceedings.

Item 4.   Submission of Matters To A Vote of Security Holders
-------   ---------------------------------------------------
          None

                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------
          The Certificates issued by and representing investors' interest in the Select Notes Trust LT 2003-4 (the "Trust") are represented by one or more physical Certificates registered in the name of "Cede & Co., the nominee of The Depository Trust Company.

          The following Certificates are listed on the exchange identified below:

Title of Each Class                          Name of Each Exchange on Which Registered
-----------------------------------------    -----------------------------------------
Select Notes Trust Long Term Certificates,   American Stock Exchange
Series 2003-4


Item 6.   Selected Financial Data
-------   -----------------------

          Not Applicable


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------   ----------------------------------------------------------------------
          Results of Operations
          ---------------------

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------
          Not Applicable

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------
          None

Item 9.   Changes  In and  Disagreements  With  Accountants  on  Accounting  and
-------   ----------------------------------------------------------------------
          Financial Disclosure
          --------------------
          None

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------
          None

Item 11.  Executive Compensation
--------  ----------------------
          Not Applicable

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------  ---------------------------------------------------------------
          Information required by Item 201(d) of Regulation S-X: Not Applicable Information required by Item 403 of Regulation S-X: None

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------
          None

Item 14.  Controls and Procedures
--------  -----------------------
          Not Applicable

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Schedules and Reports on Form 8-K
--------  -----------------------------------------------------

          (a)  The following documents have been filed as part of this Report.

               3.   Exhibits:

                    99.1 -  Certification  by the  President  of the  Registrant
                         pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.2 - Annual Compliance Report by Trustee.

                    99.3 - Report of Rubin, Brown, Gornstein & Co. LLP.

          (b) The Form 8-Ks of the Select Notes Trust LT 2003-4 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on November 15, 2003 and filed on November 26, 2003, and (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 15, 2003 and filed on December 30, 2003 (amended by Form 8-K/A filed on December 31,
               2003).

          (c)  See Item 15(a) above.

          (d)  Not Applicable.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STRUCTURED OBLIGATIONS CORPORATION,
                                             as trustor for the Trust Registrant



                                             By:  /s/ Chadwick S. Parson
                                               ---------------------------------
                                               Name:  Chadwick S. Parson
                                               Title: President


Dated:  March 29, 2004

                                                                    Exhibit 99.1

                                  CERTIFICATION
                                  -------------


I, Chadwick S. Parson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Select Notes Trust LT 2003-4;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and the trustee have each fulfilled its obligations under that agreement.

5. The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.


                                            By:   /s/ Chadwick S. Parson
                                              ----------------------------------
                                              Name:  Chadwick S. Parson
                                              Title: President
                                              Structured Obligations Corporation
                                              Date:  March 29, 2004

                                                                    Exhibit 99.2

                                  CERTIFICATION
                                  -------------

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee") of the Select Notes Trust LT 2003-4 (the "Trust") hereby makes the following certifications for inclusion as an exhibit to the Trust's annual report on Form 10-K for the fiscal year ended December 31, 2003 (the "Annual Report"):

1. The Trustee is the trustee under the Trust's trust agreement.

2. Based on my knowledge, for the period covered by the Annual Report, the Trustee has fulfilled its obligations under the Trust's trust agreement.



                                               /s/  Beverly A. Freeney
                                             -----------------------------------
                                             Name:   Beverly A. Freeney
                                             Title:  Vice President
                                             Date:   March 29, 2004

                                                                    Exhibit 99.3



                        Independent Accountant's Report
                        -------------------------------


To the Board of Directors
Structured Obligations Corporation
New York, New York


We have examined the compliance of Structured Obligations Corporation (Depositor) and U.S. Bank National Association (Trustee) with the Base Trust Agreement and the Select Notes Trust Supplement LT 2003-4 relating to the administration of the underlying securities and related credit support deposited in or held by the Select Notes Trust LT 2003-4 for the period September 26, 2003 through December 31, 2003. Depositor's management is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with the Agreements based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Depositor's and Trustee's compliance with those requirements described above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of Depositor's and Trustee's compliance with specified requirements.

In our opinion, Depositor and Trustee complied, in all material respects, with the requirements described above of the Base Trust Agreement and the Select Notes Trust Supplement LT 2003-4 for the period September 26, 2003 through December 31, 2003

This report is intended solely for the use of Structured Obligations Corporation, U.S. Bank National Association, the Securities and Exchange Commission and the Certificate Holders of the Select Notes Trust LT 2003-4, and is not intended to be, and should not be used by anyone other than those specified parties.
                                           /s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
March 15, 2004