Form 10-K
period 2008-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-4
filed 2009-03-31
CIK 1264157

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

_________________________

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

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2003-4	American Stock Exchange

Item 6.	Selected Financial Data
Not Applicable

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8.	Financial Statements and Supplementary Data
None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Not Applicable

Item 9B.	Other Information
Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
None

Item 11.	Executive Compensation
Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-X: Not Applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence
None

Item 14.	Principal Accounting Fees and Services
Not Applicable

PART IV

Item 15.	Exhibits, Financial Schedules

(a) The following documents have been filed as part of this Report.

3. Exhibits:

31.1 – Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of RubinBrown LLP.

(b) The Form 8-Ks of the Select Notes Trust LT 2003-4 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 15, 2008 and filed on January 16, 2008, (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 15, 2008 and filed on February 20, 2008, (iii) the Trust's Current Report on Form 8-K for the distribution date occurring on March 17, 2008 and filed on March 20, 2008, (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 15, 2008 and filed on April 29, 2008, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 15, 2008 and filed on May 21, 2008, (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on June 16, 2008 and filed on June 20, 2008, (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on July 15, 2008 and filed on July 24, 2008, (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on August 15, 2008 and filed on August 22, 2008, (ix) the Trust's Current Report on Form 8-K for the distribution date occurring on September 15, 2008 and filed on September 18, 2008, (x) the Trust's Current Report on Form 8-K for the distribution date occurring on October 15, 2008 and filed on October 24, 2008, (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 17, 2008 and filed on November 24, 2008, and (xii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 15, 2008 and filed on December 19, 2008.

(c) See Item 15(a) above.

(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,

as trustor for the Trust Registrant

By:	/s/ Chadwick S. Parson
Name:	Chadwick S. Parson
Title:	Managing Director and President

Dated: March 19, 2009