Form 10-K
period 2013-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-4
filed 2014-03-18
CIK 1264157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

__________________

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

Each issuer of an underlying security, or guarantor thereof, or successor thereto, as applicable, which represents ten percent (10%) or more of the trust is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”). Such reports and other information required to be filed pursuant to the Exchange Act, by such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each such issuer or guarantor, or successor thereto, of the underlying securities that reports and its respective Exchange Act file number.

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

       (b)  The Form 8-Ks of the Select Notes Trust LT 2003-4 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 15, 2013 and filed on January 22, 2013, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 15, 2013 and filed on February 21, 2013, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2013 and filed on March 22, 2013, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2013 and filed on April 17, 2013, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2013 and filed on May 20, 2013, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 17, 2013 and filed on June 21, 2013, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2013 and filed on July 24, 2013, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2013 and filed on August 21, 2013, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 16, 2013 and filed on September 20, 2013, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2013 and filed on October 22, 2013, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2013 and filed on November 25, 2013, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 16, 2013 and filed on December 19, 2013.

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

Dated: March 12, 2014