Form 10-K
period 2015-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-4
filed 2016-03-29
CIK 1264157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

	Yes	☒[1]	No	☐

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b‑2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐		Non-accelerated filer ☒		Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
	Yes ☐		No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:
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
Underlying Securities Issuer or Guarantor, or Successor thereto	Commission File Number
The Dow Chemical Company	001-03433
General Electric Capital Corporation	001-06461
The Goldman Sachs Group, Inc.	001-14965
Citigroup Inc.	001-09924

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2003-4 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 15, 2015 and filed on January 26, 2015, (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 17, 2015 and filed on February 24, 2015, (iii) the Trust's Current Report on Form 8-K for the distribution date occurring on March 16, 2015 and filed on March 24, 2015, (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 15, 2015 and filed on April 23, 2015, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 15, 2015 and filed on May 26, 2015, (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on June 15, 2015 and filed on June 25, 2015, (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on July 15, 2015 and filed on July 22, 2015, (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on August 17, 2015 and filed on August 24, 2015, (ix) the Trust's Current Report on Form 8-K for the distribution date occurring on September 15, 2015 and filed on September 24, 2015, (x) the Trust's Current Report on Form 8-K for the distribution date occurring on October 15, 2015 and filed on October 21, 2015, (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 16, 2015 and filed on November 23, 2015, and (xii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 15, 2015 and filed on December 22, 2015.
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

Dated: March 22, 2016