Form 10-K
period 2019-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-4
filed 2020-03-23
CIK 1264157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-32014

STRUCTURED OBLIGATIONS CORPORATION,
(Exact name of registrant as specified in its charter)
Delaware	13-3692801
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 270-2353
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Select Notes Trust Long Term Certificates, Series 2003-4	SXN.D	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

Underlying Securities Issuer or Guarantor, or Successor thereto	Commission File Number
DuPont de Nemours, Inc.	001-38196
General Electric Company (guarantor/obligor of the underlying securities issued by General Electric Capital Corporation)	001-00035
The Goldman Sachs Group, Inc.	001-14965
Citigroup Inc.	001-09924

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Certificates issued by and representing investors’ interest in the Select Notes Trust LT 2003-4 (the “Trust”) are represented by one or more physical Certificates registered in the name of “Cede & Co., the nominee of The Depository Trust Company.

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2003-4	NYSE American

Item 6.	Selected Financial Data
Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8.	Financial Statements and Supplementary Data
None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures.
Not Applicable

Item 9B.	Other Information.
None.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
None.

Item 11.	Executive Compensation
Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-X: Not Applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence
None.

Item 14.	Principal Accounting Fees and Services
Not Applicable
PART IV
Item 15.	Exhibits, Financial Statement Schedules

(a)  The following documents have been filed as part of this Report.

1. None

2. None

3. Exhibits:

31.1 – Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2003-4 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 15, 2019 and filed on January 23, 2019, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 15, 2019 and filed on February 26, 2019, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2019 and filed on March 26, 2019, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2019 and filed on April 26, 2019, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2019 and filed on May 24, 2019, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 17, 2019 and filed on June 27, 2019, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2019 and filed on July 22, 2019, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2019 and filed on August 27, 2019, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 16, 2019 and filed on September 25, 2019, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2019 and filed on October 31, 2019, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2019 and filed on November 26, 2019, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 16, 2019 and filed on December 23, 2019.
The Trust’s Current Report on Form 8-K relating to the full redemption of the E O P Notes that occurred on November 1, 2019 and the distribution of proceeds on November 22, 2019 was filed on November 27, 2019.
(c)   See Item 15(a) above.
Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,
as trustor for the Trust Registrant

	By:	/s/ James G. Millard
	Name:	James G. Millard
	Title:	President

Dated: March 23, 2020