Form 10-K
period 2024-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-4
filed 2025-03-28
CIK 1264157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2003-4 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 16, 2024 and filed on January 24, 2024, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 15, 2024 and filed on February 28, 2024, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2024 and filed on March 27, 2024, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2024 and filed on April 26, 2024, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2024 and filed on May 24, 2024, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 17, 2024 and filed on June 26, 2024, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2024 and filed on July 24, 2024, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2024 and filed on August 26, 2024, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 16, 2024 and filed on September 25, 2024, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2024 and filed on October 23, 2024, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2024 and filed on November 25, 2024, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 16, 2024 and filed on December 23, 2024.

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

Dated: March 24, 2025